Form 10-K
period 1995-12-31
VANDERBILT MORT & FIN INC MAN HO CO SE SU PA TH CE SE 1995-B
filed 1996-07-10
CIK 1008540

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

      (Mark One)



      <checked-box>ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1995


                                                  OR


      <square>TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from          to         .


      Commission file number 1-8824

                       VANDERBILT MORTGAGE AND FINANCE, INC.
           SENIOR/SUBORDINATED PASS-THROUGH CERTIFICATES, SERIES 1995-B
            (Exact name of registrant as specified in its charter)


      Tennessee                                             62-0997810
      (State of incorporation)   (I.R.S. Employer Identification Number)


      4726 Airport Highway
      Louisville, TN  37777                                   33-80304
      (Address of principal executive offices) (Commission File Number)

      Registrant's telephone number, including area code:423-970-7200

      Securities registered pursuant to Section 12(b) of the Act:None

      Securities registered pursuant to section 12(g) of the Act:None

      Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes   X  No


      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. []

                                 VANDERBILT MORTGAGE AND FINANCE, INC.


                                                PART I


      ITEM 3.  LEGAL PROCEEDINGS.


      No material legal proceedings are pending other than routine litigation incidental to the business of the Company.
       The company believes that such proceedings will not have any material adverse effect on it or its operations.


      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


      No matters were submitted to shareholders during the last quarter of the fiscal year.


                                                PART II


      ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
      STOCKHOLDER MATTERS.


      (a)The principal market for the Certificates is the over the counter market.


      (b)As of March 15, 1996 there were:

                      NUMBER  OF  HOLDERS                         CLASS  OF
CERTIFICATES


                              5                                                A-1
                              5                                                A-2
                             18                                                A-3
                              5                                                A-4
                              3                                                A-5
                              2                                                A-6
                              2                                                B-1
                              3                                                B-2


      ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
      DISCLOSURE.

      Not applicable.

                                                PART IV

      ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND FORM 8-K.


      (a)The Annual Statement of compliance and Independent Accountant's Annual Servicing Report are not due until November 1, 1996.

      (b)Reports on Form 8-K.

      DATES                ITEMS    REPORTED                      FINANCIAL
STATEMENTS FILED


      9/07/95            Chemical  Bank,   as  Trustee,  made  the  monthly
None
                        distribution to the holders of the Vanderbilt
                        Mortgage and Finance, Inc.  Manufactured
                        Housing Senior/Subordinated certificates,
                        Series 1995-B.


      10/09/95           Chemical  Bank,  as  Trustee,   made  the  monthly
None
                        distribution to the holders of the Vanderbilt
                        Mortgage and Finance, Inc.  Manufactured
                        Housing Senior/Subordinated certificates,
                        Series 1995-B.


      11/07/95           Chemical  Bank,  as  Trustee,  made  the   monthly
None
                        distribution to the holders of the Vanderbilt
                        Mortgage and Finance, Inc.  Manufactured
                        Housing Senior/Subordinated certificates,
                        Series 1995-B.


      12/07/95            Chemical  Bank,  as  Trustee,  made  the  monthly
None
                        distribution to the holders of the Vanderbilt
                        Mortgage and Finance, Inc.  Manufactured
                        Housing Senior/Subordinated certificates,
                        Series 1995-B.




      (c)  3.1 *,**   Articles of Incorporation

           3.2 *,**   By-Laws

           4.1 **     Pooling and Servicing Agreement, including form
      of Certificates

           4.2 *       Form of Limited Guarantee





      *     Previously   filed   pursuant  to  Registration  Statement
      on form S-3 (Commission file number 33-80304) and incorporated by reference thereto.


      **    Previously filed pursuant  to  form  8-K,  dated  August
      28,  1995,  and incorporated by reference thereto.

                                              SIGNATURES



      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Knoxville, State of Tennessee, on March 15, 1996.





                                  Vanderbilt Mortgage and Finance, Inc.


                                 By:/s/ Kevin C. Clayton
                                     Kevin C. Clayton
                                     President



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

      s/Kevin C. Clayton                 March 15, 1996        President
                                                              (Principal
Executive
                                                                Officer and
Director)




      s/David R. Jordan                  March 15, 1996         Controller, Acting
                                                                Principal Financial
                                                                Officer
                                                               (Principal Accounting
                                                                Officer)



      s/Joseph H. Stegmayer               March 15, 1996         Executive Vice
                                                                 President and
                                                                 Director


      s/James L. Clayton                  March 15, 1996         Director
